Form 10-Q
period 2015-06-30
IHO-AGRO INTERNATIONAL INC.
filed 2015-09-03
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission File Number: 333-203056

IHO-Agro International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-1191860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Portofino Point, Unit 04 Coconut Creek, FL	33066
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 854-2433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of the Registrant’s common stock outstanding as of September 1, 2015: 33,724,802 common shares

IHO-Agro International, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim financial statements for the nine-month period ended June 30, 2015 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

June 30, 2015

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2015 $	September 30, 2014 $
	(Unaudited)

ASSETS

Current Assets

Cash	66,590	275,984
Accounts receivable	6,848	–
Other receivable	1,028	–
Prepaid expenses	70,249	–

Total current assets	144,715	275,984

Equipment, net of depreciation of $425	2,125	–

Total Assets	146,840	275,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,350	450
Due to a shareholder	–	15,781

Total Liabilities	2,350	16,231

Stockholders’ Equity

Common stock, 40,000,000 shares authorized, $0.0001 par value 33,724,802 shares issued and outstanding (September 30, 2014 - 33,601,750 shares)	3,372	3,361
Additional paid-in capital	344,827	307,922
Subscription receivable	–	(22,005)
Accumulated deficit	(203,709)	(29,525)

Total Stockholders’ Equity	144,490	259,753

Total Liabilities and Stockholders’ Equity	146,840	275,984

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the	For the Period
	Three Months	Nine Months	From Inception
	Ended	Ended	(July 29, 2014) to
	June 30,	June 30,	September 30,
	2015	2015	2014
	$	$	$

Revenue	2,397	2,397	–

Expenses

General and administrative	63,289	176,581	29,525

Total Expenses	63,289	176,581	29,525

Net Loss	(60,892)	(174,184)	(29,525)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	33,724,802	33,695,207	33,057,056

IHO-Agro International Inc.

Statements of Stockholders’ Equity

For the Period From Inception (July 29, 2014) to June 30, 2015

(Expressed in U.S. dollars)

(Unaudited)

			Additional
			Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance, September 30, 2014	33,601,750	3,361	307,922	(22,005)	(29,525)	259,753

Common stock issued for cash	68,300	6	20,484	–	–	20,490

Stock-based compensation	54,752	5	16,421	–	–	16,426

Receipt of subscription receivable	–	–		22,005	–	22,005

Net loss for the period	–	–	–	–	(174,184)	(174,184)

Balance, June 30, 2015	33,724,802	3,372	344,827	–	(203,709)	144,490

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

		For the Period
	For the	From Inception
	Nine Months Ended	(July 29, 2014) to
	June 30,	September 30,
	2015	2014
	$	$

Operating Activities

Net loss	(174,184)	(29,525)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	425	–
Stock-based compensation	16,426	3,258

Changes in operating assets and liabilities

Prepaid expenses	(70,249)	–
Accounts receivable	(7,876)	–
Accounts payable	1,900	450
Due to shareholder	(15,781)	15,781

Net Cash Used In Operating Activities	(249,339)	(10,036)

Investing Activities

Purchase of equipment	(2,550)	–

Net Cash Provided By Financing Activities	(2,550)	–

Financing Activities

Proceeds from common stock issued or subscribed	42,495	286,020

Net Cash Provided By Financing Activities	42,495	286,020

Increase (Decrease) in Cash	(209,394)	275,984

Cash, Beginning of Period	275,984	–

Cash, End of Period	66,590	275,984

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

IHO-Agro International Inc.

Notes to the Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(Unaudited)

1.	Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. Since inception through June 30, 2015 the Company has not generated any significant revenue and has accumulated losses of $203,709 solely from organizing expenses.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and should be read in conjunction with the audited financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Form S-1/A for the year ended December 31, 2014, as filed on July 16, 2015. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at June 30, 2015 and for the nine months ended June 30, 2015, contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not generated revenue since its inception and losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock.

2.	Summary of Significant Accounting Policies

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk.

Equipment

Equipment is stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets acquired as follows: Computer equipment – 3 years.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

IHO-Agro International Inc.

Notes to the Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(Unaudited)

Revenue Recognition

The Company’s revenue is derived from sales of fertilizer product. The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) the collection of fees is reasonably assured. Areas of judgment and subjectivity in the Company’s revenue recognition include principal versus agent considerations for the sale of fertilizer products.

Principal versus agent considerations: The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of fertilizer orders. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross profit is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers, (ii) is the Company responsible to fulfill orders, (iii) does the Company commit to set fertilizer prices, (iv) does the Company have inventory risk, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the supplier to pay for the fertilizer product. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent.

3.	Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any pronouncements will have a material impact on the Company.

4.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three year straight-line basis.

	Cost	Accumulated Depreciation	June 30, 2015 Net Carrying Value	September 30, 2014 Net Carrying Value

Computer Equipment	$2,550	$425	$2,125	$–

5.	Related Party Transactions

(a)	Accounts payable includes $600 of rent owed to a shareholder for the offices of the Company.
(b)	As of September 30, 2014, the Company had a balance of $15,781 owing to a significant shareholder for reimbursement of legal fees and other start-up costs. This amount was repaid during the nine month period ended June 30, 2015.
(c)	The Company has entered into a management consulting agreement with the Company’s sole officer and director for a 12 month period which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement the Company will pay $2,500 per month for the first two months and $6,000 per month for the remaining ten months. In addition, the Company’s sole officer and director received a $1,000 per month car allowance.
(d)	During the nine month period ended June 30, 2015, the Company realized its first sale of fertilizer product. All fertilizer shipped to the customer was acquired from a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company’s sole officer and sole director.

IHO-Agro International Inc.

Notes to the Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(Unaudited)

6.	Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the nine months ended June 30, 2015, the Company issued 68,300 units for total proceeds of $20,490. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

Effective January 30, 2015, the Company amended the subscription agreements pursuant to which the Company had issued 1,095,050 shares of common stock from inception to December 31, 2014 for gross proceeds of $328,515. Pursuant to the amended subscription agreements, the Company granted the investors an additional 5% of the total amount of common shares each shareholder purchased. The aggregate amount of additional shares issued was 54,752 shares with a total value of $16,426, which was recorded as stock-based compensation during the period.

During the nine months ended June 30, 2015, the Company received proceeds of $22,005 of subscriptions receivable.

7.	Share Purchase Warrants

Each Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance Inception (July 29, 2014)	–	$–

Issued	513,375	0.60

Balance September 30, 2014	513,375	$0.60
Issued	34,150	0.60

Balance June 30, 2015	547,525	$0.60

As at June 30, 2015, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

547,525	$0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

For the three months ended June 30, 2015

During the three months ended June 30, 2015, we began our first sales and realized revenues of $2,397, as compared to no prior sales from inception on July 29, 2014 to March 31, 2015. For the three months ended June 30, 2015 we incurred total expenses of $63,289. All expenses incurred have been general and administrative expenses. General and administrative expenses consists of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

For the nine months ended June 30, 2015

The Company realized it first sales of fertilizer product during the three months ended June 30, 2015 and recognized revenue of $2,397, as compared to no prior sales from inception on July 29, 2014 to March 31, 2015. From inception to June 30, 2015, the Company has financed activities through the proceeds of share issuances of $328,515. From inception to September 30, 2014 we incurred total expenses of $29,525. For the nine months ended June 30, 2015 we incurred total expenses of $176,581. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consists of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

From inception to March 31, 2015, the Company had been undertaking development stage activities including the ongoing registration and certification of the product in various jurisdictions and countries, testing and lab work, travel and advertising, procuring agreements with qualified distribution and sales partners, accounting and administration work and production and manufacturing design. During the three months ended June 30, 2015, the Company began its first sales and realized revenues of $2,397.

The Company’s results of operations are affected by the following factors and/or circumstances: the dependence on its sole officer and director to manage operation requirements in a timely and efficient manner. This is somewhat offset by the assistance on other consulting personnel.

The Company’s financial condition is affected by the following factors and/or circumstances: the delay and/or inability to obtain product registration and certification in certain jurisdictions and countries that could delay or negate potential revenue. The inability to procure adequate quantities of product from the manufacturer or in a timely manner. Market conditions that would erode the selling price of fertilizer in the open market due to competition, supply and demand and increased input/raw material costs.

The following events and uncertainties will have the following impact on future activities; Market conditions that would erode the selling price of fertilizer in the open market due to competition, supply and demand and increased input/raw material costs. The financial condition of the manufacturer could prevent its supply of product to the company.

Liquidity and Capital Resources

The Company has incurred losses and cumulative negative cash flows from operations since inception and as of June 30, 2015, we had an accumulated deficit of $203,709. The Company anticipates incurring losses for the fiscal year ended September 30, 2015. The Company expects that general and administrative expense will continue to increase and, as a result, will need additional capital to fund our operations. The Company intends to finance its operations with cash on hand combined with: (i) net proceeds of approximately $100,000 from purchase orders that will ship in fiscal 2015; (ii) an unknown number of proceeds from sales from distribution partners in fiscal 2015; and (iii) proceeds of $300,000 from our current private placement by selling up to 100 units with each unit consisting of: (a) 10,000 shares of the Company’s common stock, at a par value of $0.0001 per share, at a price of $0.30 per share; and (b) a warrant to purchase 5,000 shares of the common stock with the warrant having an exercise price of $0.60 per shares with the warrant terminating on the one year anniversary of the first day that the common stock is trades on the OTCQB marketplace at a price of $3,000 per unit. The units sold in this offering will be sold in reliance upon an exemption from securities registration afforded by the provisions of Regulation S and Regulation D, as promulgated by the Commission under the 1933 Act. The offering will be open for ninety (90) days and the closing date of the offering is November 30, 2015.

We have funded our operations principally from the sale of common stock. As of June 30, 2015, we had $66,590 of cash on hand. The cost of doing business at the current rate is approximately $14,000 per month. At the current rate, the Company has resources to last until December 2015.

The Company’s liquidity will be affected by the following trends; demands, commitments, events or uncertainties; the increase in rent, advertising, testing and certification/license costs, commissions to sales and distribution partners and increase in consulting and professional fees as the company grows. Demands from purchases for open terms or longer credit terms could impact cash flow.

Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot provide any assurance that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under FASB ASC Topic 740 income taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from August 21, 2013 (inception) through April 30, 2015.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Going Concern

The Company has only begun to realize revenues and has incurred net losses since inception. In addition, at June 30, 2015, there is an accumulated deficit of $203,709. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or available from external sources such as debt or equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, having a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or not have a significant dilutive effect on the Company’s existing stockholders.

Off-balance sheet arrangements:

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

During the assessment of the effectiveness of internal control over financial reporting, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims against the Company.

ITEM 1A. RISK FACTORS

As a “small reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHO-Agro International, Inc.

Dated: September 3, 2015	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer

