Form 10-K
period 2015-09-30
IHO-AGRO INTERNATIONAL INC.
filed 2016-01-13
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File number: 333-105778

IHO-AGRO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1191860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Portofino Point, Unit 04 Coconut Creek, FL	33066
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (416) 854-2433

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer. (Do not check if a smaller reporting company)	☐	Smaller reporting company.	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2015: $0.

Number of the registrant’s common stock outstanding as of January 12, 2016: 34,559,002

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business

DESCRIPTION OF THE BUSINESS

Overview.

The Company was organized under the laws of the State of Nevada on July 29, 2014 and is a marketer and distributor of very unique all natural mineral based fertilizers. We do not produce the fertilizer. The Company strives to be environmentally friendly in the production of a fertilizer that we believe will reduce the worldwide dependence on chemical fertilizers and provide a safe and healthy alternative to help in the worldwide production of food.

In the fertilization process, there are more than 60 different minerals present in plant tissue. Farmers are well aware of the consequences of low levels of minerals in pastures, which is why animal feed is enriched with minerals. In most cases, the elements needed by a plant are also needed by animals. There are seven minerals needed in the diet of animals, and they are iron, copper, zinc, manganese, iodine, cobalt and selenium. If these elements are not present, the health of the animal is affected through slower development and depressed immune systems.

Products

There are two (2) fertilizer products.

“IHO – Agro Mineral,” a fertilizer consisting of mineral extracts from various salts, including sea salt, found naturally on the surface of the Earth; and

“IHO-Bio,” a fertilizer consisting of a mixture of mineral extracts from various salts, including sea salt, as well as various plant extracts, including seaweed. It contains all the micronutrients present in “IHO – Agro Mineral”, plus plant extracts rich in amino acids, vitamins and natural plant hormones.

The “IHO-Agro Mineral” fertilizer is a natural product that we believe will reduce the use of chemical fertilizers. It’s ecological, which creates healthier conditions while also increasing production and higher profits. We believe the product provides an increase in soil minerals by adding a micronutrient fertilizer. We believe the “IHO-Agro Mineral” fertilizer will help fruit trees increase their production and will be able to be used on crops that are growing in locked, saturated soil. We believe the “IHO-Agro Mineral” fertilizer will be able to be used in pastures to increase mineral content.

We believe the “IHO-Agro Bio” fertilizer will be able to be used for fruit trees that bear no fruit. We believe it will also be able to be used when solids are depleted; we believe it will increase mineralization and increase agricultural production, and also increase germination.

The Company did not itself develop the fertilizer. The Panamanian Entity developed the fertilizer and is owned by the Company’s sole officer and sole director, Mr. Ioan Hossu. The Company has obtained an exclusive license with the Panamanian entity to market and sell the fertilizer.

Benefits of HO-Agro Products vs. Agro-Chemical Fertilizers

Typically, fertilizers represent 30% to 40% of input costs for many key crops. These costs differ from country to country. Most agro-chemical fertilizer prices fluctuate in accordance with international energy costs. In contrast, IHO-Agro products are not oil dependent, and the energy used to manufacture these products is minimal. Even in case of natural disasters, should no electricity be available, the Panamanian entity could continue to manufacture the products, as they are not energy dependent. We do recommend (depending on the crops) two to four gallons of our product to be used for each hectare. While getting additional benefits from IHO-Agro products, we believe the costs of fertilizing will be much lower than using chemical fertilizers. These costs will depend on where the products are used, as different import tariffs and taxes will be applied. Even so, we believe the costs will be significantly lower. Farmers will get the assurance fertilizer costs will not increase due to an increase in the price of oil. We believe the benefits will include:

•Plants more resistant to insects and disease. Farmers may need to use less pesticides and fungicides, therefore the costs associated with dispersing them is diminished or eliminated.

•Farmers will not incur any additional costs associated with the usage of IHO-Agro products, as they can readily use their existing farm equipment.

•Depending on the extraction method employed in the process, we believe that soils treated with these minerals will meet the standards required in the United States and the European Union for Organic Certification which will allow farmers to charge more for their crops.

•We believe there will be no negative impact on the environment as a result of manufacturing, and there will be no environmental pollution associated with the process. We believe that, except for water (and perhaps table salt), the process will not generate any types of residue, or by-products.

•Increase in mineral and vitamin content is possible.

•We believe that seeds will germinate sooner and thus plants will reach maturity sooner.

• We believe the use of our products will lead to longer producing plants, e.g. coffee plants that could start producing earlier, and yield more beans, extending the harvest longer.

Market Analysis

Market Analysis: (source Market Research)

• In 2015, the global fertilizer market is forecast to have a value of $171.6 billion, an increase of 31.9% since 2010.

• The global fertilizer market grew by 5.2% in 2010 to reach a volume of 162 million tons.

• In 2015, the global fertilizer market is forecast to have a volume of 183.5 million tons, an increase of 13.3% since 2010.

• Nitrogen (N) is the largest segment of the global fertilizer market, accounting for 59.4% of the market's total value.

Moderate growth in global fertilizer demand towards 2017

According to the June 2013 forecast of the IFA Agriculture Committee, global fertilizer consumption on a calendar year basis is projected to grow at an annual rate of 1.8%, to reach 194 Mt nutrients in 2017. Increases in demand are projected for all three major nutrients, showing average annual growth rates of 1.5% for N, 1.8% for P, and 3.0% for K.

World Fertilizer Consumption Calendar Year Basis 2012 and 2013

Mt nutrients 2012 2013(e) 2017(f)

Nitrogen N 107.8 109.4 115.8

Phosphorus P2O5 41.3 40.7 45.0

Potassium K2O 28.9 29.0 33.2

Total 178.0 179.1 194.0

Source: Heffer, IFA, June 2013

Total nutrient sales in the fertilizer and industrial sectors in 2017 are forecast at 255 Mt nutrients, increasing by 11% over 2012 and representing an average annual growth rate of 2.2%.

Much slower growth in capacity development than previously forecast. About half the capacity that had been planned to be commissioned between 2012 and 2016 faces delays of 6 to 18 months. The main impact of these delays will be much slower growth in capacity development than was forecast in May 2012, with close to 15 Mt of the capacity projected to be developed by 2016/17 delayed. Significant investments in new capacity since

Water Soluble Fertilizers Market was valued at USD 2.44 billion in 2012 and is expected to reach USD 13.72 billion by 2019, growing at a CAGR of 5.6% over the forecast period from 2013 to 2019. The global water soluble fertilizer market volume was 9,433.0 kilo tons in 2012. (1)

Growing demand from fertigation application supported by increasing adoption of micro irrigation systems is expected to fuel the global demand for water soluble fertilizers. Additionally increasing demand for better yield owing to rising world population, decreasing arable land, and high demand of biofuels is expected to further fuel the demand for water soluble fertilizers. However, harmful environmental impacts of over fertilization, such as contamination of ground water, increase in area under ocean dead zones and disturbances in ecological balances, are expected to hinder market growth of water soluble fertilizers. (1)

Water soluble fertilizers market in Asia Pacific is expected to grow at a CAGR of 5.1% given huge demand from China and India. Owing to increasing adoption rate of micro irrigation systems in the region, the demand for water soluble fertilizers is expected to be extensive in the coming years. Moreover, Latin America and Africa constituting Rest of the World accounts for 16 % of the global market and is expected to show significant rise in water soluble fertilizer demand due to the growth potential of agriculture in countries such as Brazil, Argentina and South Africa among others. Fertigation and foliar application utility in greenhouses, turf and horticulture crops for is expected to drive demand in North America as well as Europe. (1)

(1)	Transparency Market Research report – 2014

Plan of Operation

During the next 12 months, we plan to be profitable. Profitability will be accomplished by the following: increase in revenue as a result of increased sales and distribution partners, increased advertising and marketing across all media areas, increased product certification and registration in targeted countries, states and jurisdictions around the world. We also plan to tightly monitor all expenses, decrease expenses where applicable and review and adhere to business budgets on a monthly basis. Based on the above we anticipate operating margins will increase.

There can be no assurance that these assumptions will be correct. If these assumptions prove incorrect, it will affect our ability to generate revenue and to continue our operations.

We have commenced limited operations and will require additional capital to recruit personnel to operate the business and to implement our business plan.

Over the next 12 months, our business will be generated through increased sales and distribution partners, increased advertising and marketing across all media areas, increased product certification and registration in targeted countries, states and jurisdictions around the world.

Achieve initial sales during the fiscal year of between $750,000 and $1,500,000.

There can be no assurance that these assumptions will be correct. If these assumptions prove incorrect, it will affect our ability to generate revenue and to continue our operations.

The Company currently has a private placement open to receive up to $600,000 by selling up to 200 units with each unit consisting of: (a) 10,000 shares of the Company’s common stock, at a par value of $0.0001 per share, and (b) a warrant to purchase 5,000 shares of the common stock with the warrant having an exercise price of $0.60 per share with the warrant terminating on the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace. The offering price is $3,000 per unit. The units sold in this offering are being sold in reliance upon an exemption from securities registration afforded by the provisions of Regulation S and Regulation D, as promulgated by the Commission under the 1933 Act. The closing date of the offering is November 30, 2016.

Estimated Costs of Operations

We estimate that we will require $$150,000 in order to fund our operations for the next 12 months.

Sales and Marketing

The Company will continue to expand sales to all regions of the world through sales and marketing campaigns and programs using both internal and external resources via various media such as television, radio, printed, digital, website.

•	All authorized distributors through legal distribution agreements will be responsible for various sales targets as defined by IHO-Agro in their respective regions and will be responsible for representing the IHO products in those markets in accordance with such distribution agreements.

•	IHO-Agro will maintain and further develop the IHO-Agro brand.

•	Authorized distributors will be responsible for the advertising and marketing costs associated with sales activities specific to their respective authorized territories.

Employees

Apart from its sole officer, Ioan Hossu, the Company currently has no employees.

Item 1A. Risk Factors

We are exempt from this reporting because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments

We are exempt from this reporting because we are a smaller reporting company.

Item 2. Properties

The Company rents suitable office space at the address indicated above at the rate of $150.00 per month, payable monthly to the owner with no set term or other obligations. The Company does not foresee any increases to the rental rate or the size of the office over the next 12 months.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our shares of common stock were approved for quotation on the OTC Pink on November 4, 2015 under the symbol “IHGO.”

Price Range of Common Stock

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic and our stock is thinly traded.

2015	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter	$	n/a	$	n/a

2014	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter	$	n/a	$	n/a

Holders

As of September 30, 2015, there were 31 registered beneficial shareholders of record for our outstanding common stock.

Dividends

To date, we have paid no dividends on our shares of common stock and have no present intention of paying any dividends on our shares of common stock in the foreseeable future. The payment by us of dividends on the shares of common stock in the future, if any, rests solely within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other factors deemed relevant by our board of directors. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plan

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We were incorporated in the State of Nevada on July 29, 2014. In connection with incorporation, we issued 32,575,000 shares of our commons stock to four (4) individuals, which include 24,500,0000 shares to Ioan Hossu, our President and Director, for services performed with a fair value of $3,258.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On various dates in August 2014 thru November 2014, we sold shares through a Regulation S and Regulation D, Rule 506 offering a total of 1,095,050 shares of common stock to no more than 35 unaccredited investors, at a price per share of $0.30 for an aggregate offering price of $328,515.  In January 2015, the Company granted the investors an additional 5% of the total amount each shareholder purchased. The aggregate amount of shares granted was 54,753. The Common Stock issued in this offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Regulation S and Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under (1) Regulation S or (2) the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)	At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)	Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in July 2014 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

During the year ended September 30, 2015, the Company had the following issuances:

(a)	On various dates, we sold shares through a Regulation S and Regulation D, Rule 506 offering, 8,300 units for total proceeds of $20,490. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

(b)	On various dates, we sold shares through a Regulation S and Regulation D, Rule 506 offering , 9 units for total proceeds of $27,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

The Common Stock issued in this offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Regulation S and Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under (1) Regulation S or (2) the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)	At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)	Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

(c)	50,000 units for services valued in total at $15,000. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

(d)	544,200 shares of common stock for services valued in total at $163,260.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). . These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

Item 6. Selected Financial Data

We are exempt from reporting this item as a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of IHO-Agro International, Inc. for the fiscal years ended September 30, 2015 and 2014.The following should be read in conjunction with the audited consolidated financial statements for the period ending September 30, 2014 and notes thereto appearing elsewhere in the Form 10-K.

Results of Operations

For the years ended September 30, 2015 and 2014

Our Company had the following comparative results from operations for the fiscal years ended September 30, 2015 and 2014:

1.	Gross revenue of $3,562 in 2015 as compared with no revenue in 2014.

2.	Operating expenses of $432,256 in 2015 as compared with $29,525 in 2014; and,

3.	Loss from operations of $428,694 in 2015 as compared to a loss of $29,525 in 2014.

Liquidity and Capital Resources

Our financial condition as of September 30, 2014 and 2014 is summarized as follows:

Working Capital Deficit:

	September 30, 2015	September 30, 2014
Current assets	$115,262	$275,984
Current liabilities	(21,935)	(16,231)
Working capital	$93,327	$259,753

Cash Flows:

	Year Ended September 30
	2015	2014
Cash used in operating activities	$(309,176)	$(10,036)
Cash used in investing activities	(2,550)	-
Cash provided by financing activities	69,495	286,020
Net increase (decrease) in cash	$(242,231)	$275,984

We had working capital of $93,327 at September 30, 2015. We have generated minimal revenue since inception and losses are anticipated in the development of our business. These factors indicate substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Significant Accounting Policies and New Pronouncements

The following is the most significant accounting policies that has a substantive impact on the underlying discussions and analysis:

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

Stock-based Compensation

The Company maintains a stock-based compensation plan under which incentive stock options to buy common stock may be granted to directors, officers and employees. Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of the grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions. Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award. The amount recognized as expense is adjusted to reflect the number of stock options expected to vest. When exercised, stock options are settled through the issuance of common stock and are therefore treated as equity awards. The expected volatility of our commons stock is estimated based on the historical performance of the stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exempt from reporting this item as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of September 30, 2015, is described below:

●	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

●	We did not maintain appropriate segregation of duties.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of September 30, 2015.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015 based on the material weaknesses identified above. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended September 30, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director and Executive Officer

The following table sets forth the names and ages of our officer and director as of September 30, 2015. Our executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or their successor is elected and qualified.

Name	Age	Position
Ioan Hossu	61	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

The following summarizes the occupation and business experience of our executive officer and directors:

Mr. Hossu MSc, has been President and director of Industrias y Manufacturas Bionaturales S.A. a Panamanian company for the preceding 5 years. He has been responsible for the development and testing of the fertilizer products IHO-Bio and IHO-Mineral during this time, and for the development and implementation of the manufacturing process in support of these products.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers hold their offices until they resign, are removed by the Board, or their successor is elected and qualified.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

i.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

ii.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

iii.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

iv.	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

v.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

vi.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Promoters and Control Persons

None.

Code of Ethics

The Company has not adopted any formal Code of Ethics.

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors. We believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Audit Committee

The Company has not established a separately designated standing audit committee. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period from July 29, 2014 (inception) through September 30, 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Ioan Hossu	2015	$72,000	0	0	0	0	0	$12,000	$84,000
	2014	24,800	0	0	0	0	0	3,000	27,800

Narrative Disclosure to Summary Compensation Table

The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2015 for consulting and other services in support of the business operations. Pursuant to the agreement the Company will pay $6,000 per month. . In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from July 29, 2014 (inception) through September 30, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the fiscal year ending September 30, 2015 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 12, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: IHO-Agro International, Inc., 3101 Portofino Point, Unit O4, Coconut Creek, FL 33066.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
5% Stockholders:
Brad Hebert	4,000,000	11.57%
Mircea Georgescu	4,000,000	11.57%
Directors and Executive Officers:
Ioan Hossu, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	24,500,000	70.79%
All directors and executive officers as a group (1 persons)		70.89%

(1)	Based on 34,559,002 shares of common stock outstanding as of January 12, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Upon formation, we issued 24,500,000 shares of Common Stock to Ioan Hossu, our sole officer and sole director, at par value $0.0001 per share in exchange for services rendered

Upon formation, we issued 4,000,000 shares of Common Stock to Brad Hebert, a consultant, in exchange for management consulting, sales and marketing efforts and operational support for the Company. This is the only form of compensation Mr. Hebert has received from the Company.

Upon formation, we issued 3,575,000 shares of Common Stock to Mircea Georgescu, a consultant, in exchange for management consulting, sales and marketing efforts and operational support for the Company. This is the only form of compensation Mr. Georgescu has received from the Company.

At September 30, 2014 the Company had a balance of $15,781 owing to Brad Hebert, a significant shareholder, for reimbursement of legal fees and other start-up costs. The balance was paid in full by the Company on December 1, 2014.

At September 30, 2015, the Company had a balance of $6,815 owing to loan Hossu, our sole officer and sole director, for reimbursement of travel costs.

The Company entered into a management consulting agreement with the Company’s sole officer and director for a 12 month period which commenced on July 29, 2015 for consulting and other services in support of the business operations. Pursuant to the agreement the Company will pay $6,000 per month. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); or

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We currently have one director, our Chief Executive Officer, who is not an independent director.

We do not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings were approximately $11,500 and $5,000 for the fiscal years ended September 30, 2015 and 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended September 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees related to our principal accountant for the years ended September 30, 2015 and 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our Board of Directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire Board of Directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of September 30, 2015 and September 30, 2014, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, the report of Malone Bailey, our independent auditor, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
10.1	Form of Subscription Agreement *
10.2	Form of Warrant *
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 +	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1) Filed as an exhibit on Form S-1 filed with the Securities and Exchange Commission on March 27, 2015.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

IHO-AGRO INTERNATIONAL INC.

By:	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer

Dated: January 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ioan Hossu		January 13, 2016
Ioan Hossu	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

IHO-Agro International Inc.

September 30, 2015

(Expressed in U.S. dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IHO-Agro International Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheets of IHO-Agro International Inc. (the “Company”) as of September 30, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2015 and for the period from inception (July 29, 2014) through September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IHO-Agro International Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended September 30, 2015 and for the period from inception (July 29, 2014) through September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenue since its inception and losses are anticipated in the development of its business, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 13, 2016

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

	September 30,	September 30,
	2015	2014
	$	$

ASSETS

Current Assets

Cash	33,753	275,984
Accounts receivable	10,048	–
Other receivable	1,028	–
Prepaid expenses with related party	70,433	–

Total current assets	115,262	275,984

Equipment, net of accumulated depreciation	1,913	–

Total Assets	117,175	275,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	15,750	450
Due to a shareholder	6,185	15,781

Total Liabilities	21,935	16,231

Stockholders’ Equity

Common stock, 40,000,000 shares authorized, $0.0001 par value 34,409,002 shares issued and outstanding (September 30, 2014 - 33,601,750 shares)	3,441	3,361
Additional paid-in capital	550,018	307,922
Subscription receivable	–	(22,005)
Accumulated deficit	(458,219)	(29,525)

Total Stockholders’ Equity	95,240	259,753

Total Liabilities and Stockholders’ Equity	117,175	275,984

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

		For the Period
	For the	From Inception
	Year Ended	(July 29, 2014) to
	September 30,	September 30,
	2015	2014
	$	$

Revenue	3,562	–

Expenses

General and administrative	432,256	29,525

Total Expenses	432,256	29,525

Net Loss	(428,694)	(29,525)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding	33,765,019	33,057,056

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Statements of Stockholders’ Equity

For the Period From Inception (July 29, 2014) to September 30, 2015

(Expressed in U.S. dollars)

			Additional
			Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance, July 29, 2014 (Date of Inception)	–	–	–	–	–	–

Common stock issued for cash	1,026,750	103	307,922	(22,005)	–	286,020

Common stock issued for services	32,575,000	3,258	–	–	–	3,258

Net loss for the period	–	–	–	–	(29,525)	(29,525)

Balance, September 30, 2014	33,601,750	3,361	307,922	(22,005)	(29,525)	259,753

Common stock issued for cash	158,300	16	47,474	–	–	47,490

Common stock premium issued	54,752	5	16,421	–	–	16,426

Common stock issued for services	594,200	59	178,201	–	–	178,260

Receipt of subscription receivable	–	–	–	22,005	–	22,005

Net loss for the period	–	–	–	–	(428,694)	(428,694)

Balance, September 30, 2015	34,409,002	3,441	550,018	–	(458,219)	95,240

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

		For the Period
	For the	From Inception
	Year Ended	(July 29, 2014) to
	September 30,	September 30,
	2015	2014
	$	$

Operating Activities

Net loss	(428,694)	(29,525)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	637	–
Stock-based compensation	194,686	3,258

Changes in operating assets and liabilities

Prepaid expenses, related party	(70,433)	–
Accounts receivable	(10,048)	–
Other receivable	(1,028)	–
Accounts payable	15,300	450
Due to shareholder	(9,596)	15,781

Net Cash Used In Operating Activities	(309,176)	(10,036)

Investing Activities

Purchase of equipment	(2,550)	–

Net Cash Used In Investing Activities	(2,550)	–

Financing Activities

Proceeds from common stock issued or subscribed	69,495	286,020

Net Cash Provided By Financing Activities	69,495	286,020

Increase (Decrease) in Cash	(242,231)	275,984

Cash, Beginning of Period	275,984	–

Cash, End of Period	33,753	275,984

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Notes to Financial Statements

(Expressed in U.S. dollars)

1.	Organization and Going Concern

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. Since inception through September 30, 2015 the Company has not generated any significant revenue and has accumulated losses of $458,219.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenue since its inception and losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Our success is dependent upon commercializing our product and our ability to obtain adequate future financing. There can be no assurance that we will be able to obtain future financing or, if obtained, what the terms of such future financing may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is September 30.

(b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk.

(e)	Equipment

Equipment is stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets acquired as follows: Computer equipment – 3 years.  Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred.

(f)	Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the sum of the undiscounted cash flows.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h)	Revenue Recognition

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

Principal versus agent considerations: The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of fertilizer orders. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross profit is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers, (ii) is the Company responsible to fulfill orders, (iii) does the Company commit to set fertilizer prices, (iv) does the Company have inventory risk, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the supplier to pay for the fertilizer product. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent. All revenue generated during the year ended September 30, 2015 was recognized on a net basis.

(i)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(j)	Advertising Costs

The Company’s policy regarding advertising is to expense advertising to the period it relates to. The Company incurred advertising expense of $9,060 (2014 - $0) during the year ending September 30, 2015.

(k)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. During 2015, the Company excluded 617,525 (2014 – 513,375) common stock warrants from the calculation of diluted EPS as they would be anti-dilutive.

(l)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, other receivable, accounts payable, and amounts due to a shareholder. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015 and 2014 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(n)	Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any pronouncements other than the pronouncement noted above will have a material impact on the Company.

(o)	Concentrations

During the year ended September 30, 2015, 98% of the Company’s revenue was generated from a single customer. 100% of the accounts receivable as of September 30, 2015 was from this single customer.

All fertilizer to fulfill customer orders is manufactured and shipped by a single related party vendor, Industrias y Manufacturas Bionaturales S.A., which is owned by the Company’s sole officer and sole director.

3.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three year straight-line basis.

			September 30,	September 30,
			2015	2014
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Computer Equipment	$2,550	$637	$1,913	$–

4.	Related Party Transactions

(a)	Accounts payable as of September 30, 2015 includes $1,150 (2014 - $450) of rent owed to a shareholder for the offices of the Company.

(b)	In August 2015, the Company issued Mircea Georgescu, a 5% beneficial owner of the Company, 425,000 shares of common stock in exchange for consulting services.

(c)	As of September 30, 2015, the Company had a balance of $6,185 (2014 - $15,781) owing to a significant shareholder for reimbursement of travel costs, legal fees and other start-up costs.

(d)	The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance.

(e)

During the year ended September 30, 2015, the Company realized sales of fertilizer product. All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and sole director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. The Company makes advance payments to this entity to cover future sales orders. As of September 30, 2015, the aggregate prepaid balance to this related party was $70,433.

5.	Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the period ended September 30, 2014, the Company had the following issuances:

(a)	The Company issued 32,575,000 common shares for services. These shares are founder shares and are valued in total of $3,258. The shares were issued in connection with forming the entity and the valuation was based on the enterprise value at the time of issuance. This value was deemed to be de minimis since the Company was newly formed.

(b)	1,026,750 units for total proceeds of $308,025. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace. The Company received proceeds of $286,020 prior to September 30, 2014, and the remaining $22,005 is recorded as subscription receivable as of September 30, 2014.

During the year ended September 30, 2015, the Company had the following issuances:

(a)	68,300 units for total proceeds of $20,490. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

(b)	9 units for total proceeds of $27,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

(c)	544,200 shares of common stock for services valued in total at $163,260.

(d)	50,000 units for services valued in total at $15,000. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

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

During the year ended September 30, 2015, the Company received $22,005 of the subscriptions receivable at September 30, 2014.

6.	Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance Inception (July 29, 2014)	–	$–

Issued	513,375	0.60

Balance September 30, 2014	513,375	$0.60
Issued	104,150	0.60

Balance September 30, 2015	617,525	$0.60

As at September 30, 2015, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

617,525	$0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

7.	Income Taxes

The Company has net operating losses carried forward of $258,931 available to offset taxable income in future years which expire beginning in fiscal 2034. The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The tax years open for Internal Revenue Service review are fiscal years ended September 30, 2014 to 2015. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015 $	2014 $

Income tax recovery at statutory rate	(81,433)	(9,193)

Valuation allowance change	81,433	9,193

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at September 30, 2015 and 2014:

	2015 $	2014$

Net operating losses carried forward	258,931	26,267

Gross deferred income tax assets	90,626	9,193

Valuation allowance	(90,626)	(9,193)

Net deferred income tax asset	–	–

8.	Subsequent Event

In November 2015 and December 2015, the Company issued an aggregate of 15 units for total proceeds of $45,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

