Form 10-Q
period 2015-12-31
IHO-AGRO INTERNATIONAL INC.
filed 2016-02-12
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of the Registrant’s common stock outstanding as of February 11, 2016: 34,559,002 common shares

IHO-Agro International, Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim consolidated financial statements for the three-month period ended December 31, 2015 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

December 31, 2015

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)
	December 31,	September 30,
	2015	2015
	$	$

ASSETS

Current Assets

Cash	53,152	33,753
Accounts receivable	79,505	11,076
Prepaid expenses with related party	32,505	70,433

Total current assets	165,162	115,262

Equipment, net of accumulated depreciation	1,700	1,913

Total Assets	166,862	117,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	21,516	15,750
Due to a shareholder	14,000	6,185

Total Liabilities	35,516	21,935

Stockholders’ Equity
Common stock, 40,000,000 shares authorized, $0.0001 par value, 34,559,002 shares issued and outstanding (September 30, 2015 - 34,409,002 shares)	3,456	3,441
Additional paid-in capital	595,003	550,018
Subscription receivable	-	-
Accumulated deficit	(467,113)	(458,219)

Total Stockholders’ Equity	131,346	95,240

Total Liabilities and Stockholders’ Equity	166,862	117,175

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014
	$	$

Revenue	58,556	-

Operating Expenses:
General and administrative	67,450	74,773

Total Operating Expenses	67,450	74,773

Net Loss	(8,894)	(74,773)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding, Basic and Diluted	34,472,589	35,655,880

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014
	$	$
Operating Activities

Net loss	(8,894)	(74,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	-
Changes in operating assets and liabilities
Prepaid expenses with related party	37,928	(21,000)
Accounts receivable	(68,429)	-
Accounts payable	5,766	-
Due to shareholder	7,815	-

Net Cash Used In Operating Activities	(25,601)	(95,773)

Investing Activities

Purchase of equipment	-	(2,550)

Net Cash Used In Investing Activities	-	(2,550)

Financing Activities

Proceeds from common stock issued or subscribed	45,000	29,490

Net Cash Provided By Financing Activities	45,000	29,490

Net Increase (Decrease) in Cash	19,399	(68,833)

Cash, Beginning of Period	33,753	275,984

Cash, End of Period	53,152	207,151

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Notes to the Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

(Unaudited)

1.	Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. Since inception through December 31, 2015 the Company has generated $62,118 in revenue and has accumulated losses of $467,113.

The interim unaudited financial statements as of December 31, 2015, and for the three months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2015 filed in a Form 10-K.

Concentrations

During the quarter ended December 31, 2015, 99.9% of the Company’s revenue was generated from a single customer. 90% of the accounts receivable as of December 31, 2015 was from this single customer.

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

2.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three-year straight-line basis.

	Cost	Accumulated Depreciation	December 31, 2015 Net Carrying Value	September 30, 2015 Net Carrying Value
Computer Equipment	$2,550	$850	$1,700	$1,913

3.	Related Party Transactions

(a)	Accounts payable as of December 31, 2015 includes $1,450 (September 30, 2015 - $1,150) of rent owed to a shareholder for the offices of the Company.
(b)	As of September 30, 2015, the Company had a balance of $6,185 owing to a significant shareholder for reimbursement of travel costs, legal fees and other start-up costs. This balance was repaid during the three months ended December 31, 2015.
(c)	The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. As of December 31, 2015, $14,000 (September 30, 2015 - $0) is accrued under this agreement.
(d)	For the quarter ended December 31, 2015, the Company realized sales of fertilizer product. All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and sole director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. The Company makes advance payments to this entity to cover future sales orders. As of December 31, 2015, the aggregate prepaid balance to this related party was $32,505, after a $47,628 reduction for cost of goods sold on sales in December 2015.

4.	Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the quarter ended December 31, 2015, the Company had the following issuances:

(a)	In November 2015 and December 2015, the Company issued an aggregate of 15 units for total proceeds of $45,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each whole share purchase warrant is exercisable at $0.60 per common share until the one-year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

5.	Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one-year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price
Balance September 30, 2015	617,525	$0.60
Issued	75,000	0.60
Balance December 31, 2015	692,525	$0.60

As at December 31, 2015, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
692,525	$0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

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

Results of Operations

For the three months ended December 31, 2015

The Company recognized revenue of $58,556 from the sale of IHO Bio fertilizer product during the three months ended December 31, 2015, as compared to no prior sales from the same period last year. For the quarter ended December 31, 2015 we incurred total expenses of $67,450 and had a net loss of $8,894, versus the quarter ended December 31, 2014, with expenses incurred of $74,733, with a net loss of $74,773. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consists of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

From inception to December 31, 2015, the Company had been undertaking development stage activities including the ongoing registration and certification of the product in various jurisdictions and countries, testing and lab work, travel and advertising, procuring agreements with qualified distribution and sales partners, accounting and administration work and production and manufacturing design.

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

Liquidity and Capital Resources

The Company has incurred losses and cumulative negative cash flows from operations through to September 30, 2015 and for the quarter ended December 31, 2015. The Company anticipates profits for the fiscal year ended September 30, 2016. The Company expects that general and administrative expense will continue to increase and, as a result, will need additional capital to fund our operations. The Company intends to finance its operations with cash on hand combined with (i.) an unknown number of proceeds from sales from distribution partners in fiscal 2016; and (ii) proceeds of sale from the Company’s common stock at $0.60 per share on the OTCQB marketplace.

We have funded our operations principally from the sale of common stock. As of December 31, 2015, we had $53,152 of cash on hand and $79,505 in receivables. The cost of doing business at the current rate is approximately $14,000 per month. At the current rate, the Company has resources to last until September 2016.

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

Going Concern

The Company has only begun to realize revenues and has incurred net losses since inception. In addition, at December 31, 2015, there is an accumulated deficit of $467,113. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during this year or thereafter will be generated from operations or available from external sources such as debt or equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, having a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or not have a significant dilutive effect on the Company’s existing stockholders.

Off-balance sheet arrangements:

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

At the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During  the quarter ended December 31, 2015, the Company issued an aggregate of 15 units for total proceeds of $45,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each whole share purchase warrant is exercisable at $0.60 per common share until the one-year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

The shares and purchase warrant shares were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Regulation S and Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description

31	Section 302 Certification of Principal Executive Officer

32	Section 906 Certification of Principal Executive Officer

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculations

101.DEF*	XBRL Taxonomy Extension Definitions

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

_______________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHO-Agro International, Inc.

Dated: February 12, 2016	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer

