Form 10-Q
period 2016-03-31
IHO-AGRO INTERNATIONAL INC.
filed 2016-05-16
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Number of the Registrant’s common stock outstanding as of May 13, 2016: 34,559,002 common shares

IHO-Agro International, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim consolidated financial statements for the three and six month periods ended March 31, 2016 and for the comparable periods in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

March 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	March 31,	September 30,
	2016	2015
	$	$

ASSETS

Current Assets
Cash	764	33,753
Accounts receivable	79,505	11,076
Prepaid expenses with related party	45,505	70,433

Total current assets	125,774	115,262

Equipment, net of accumulated depreciation	1,488	1,913

Total Assets	127,262	117,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	8,764	15,750
Due to shareholders	29,990	6,185

Total Current Liabilities	38,754	21,935

Stockholders’ Equity
Common stock, 40,000,000 shares authorized, $0.0001 par value, 34,559,002 shares issued and outstanding (September 30, 2015 - 34,409,002 shares)	3,456	3,441
Additional paid-in capital	595,003	550,018
Accumulated deficit	(509,951)	(458,219)

Total Stockholders’ Equity	88,508	95,240

Total Liabilities and Stockholders’ Equity	127,262	117,175

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	$	$	$	$

Revenue, net	-	-	58,556	-

Operating Expenses:
General and administrative	42,838	38,519	110,288	113,292

Total Operating Expenses	42,838	38,519	110,288	113,292

Net Loss	(42,838)	(38,519)	(51,732)	(113,292)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding, Basic and Diluted	34,559,002	33,706,551	34,515,559	33,680,409

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended March 31,
	2016	2015
	$	$
Operating Activities
Net loss	(51,732)	(113,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	425	212
Stock-based compensation	-	16,426
Changes in operating assets and liabilities
Prepaid expenses with related party	24,928	(56,000)
Accounts receivable	(68,429)	(1,028)
Accounts payable	(6,986)	1,750
Due to shareholder	12,815	(15,781)
Net Cash Used In Operating Activities	(88,979)	(167,713)

Investing Activities
Purchase of equipment	-	(2,550)

Net Cash Used In Investing Activities	-	(2,550)

Financing Activities
Proceeds from note payable to related party	10,990	-
Proceeds from common stock issued or subscribed	45,000	42,495
Net Cash Provided By Financing Activities	55,990	42,495

Net Increase (Decrease) in Cash	(32,989)	(127,768)
Cash, Beginning of Period	33,753	275,984
Cash, End of Period	764	148,216

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Notes to the Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

1.	Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. Since inception through March 31, 2016 the Company has generated $62,118 in revenue and has accumulated losses of $509,951.

The interim unaudited financial statements as of March 31, 2016, and for the three and six months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2015 filed in a Form 10-K.

Concentrations

During the six months ended March 31, 2016, 99.9% of the Company’s revenue was generated from a single customer. 99.9% of the accounts receivable as of March 31, 2016 was from this single customer. 100% of the accounts receivable as of September 30, 2015 was from a single customer.

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

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, accounts receivables due, and private placement of common stock. Our success is dependent upon commercializing our product and our ability to obtain adequate future financing. There can be no assurance that we will be able to obtain future financing or, if obtained, what the terms of such future financing may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three-year straight-line basis.

	Cost	Accumulated Depreciation	March 31, 2016 Net Carrying Value	September 30, 2015 Net Carrying Value
Computer Equipment	$2,550	$1,062	$1,488	$1,913

3.	Related Party Transactions

(a)	Accounts payable as of March 31, 2016 includes $1,750 (September 30, 2015 - $1,150) of rent owed to a shareholder for the offices of the Company.

(b)	As of March 31, 2016, the Company had a balance of $10,990 owing to a significant shareholder for a shareholder loan. The loan is unsecured, due on demand and bears no interest.

(c)	As of September 30, 2015, the Company had a balance of $6,185 owed to a significant shareholder for reimbursement of costs. This balance was repaid during the six months ended March 31, 2016.

(d)	The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. As of March 31, 2016 there is a balance of $19,000 (September 30, 2015 - $0) owed for these services.

(e)	All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and sole director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. The Company makes advance payments to this entity to cover future sales orders. As of March 31, 2016, the aggregate prepaid balance to this related party was $45,505 (September 30, 2015 - $70,433), after a $47,628 reduction for cost of goods sold on sales during the six months ended March 31, 2016.

4.	Common Stock

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price
Balance September 30, 2015	617,525	$0.6
Issued	75,000	0.6
Balance March 31, 2016	692,525	$0.6

As at March 31, 2016, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

692,525	$ 0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

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

Results of Operations

For the three months ended March 31, 2016 versus March 31, 2015

The Company recognized no revenue from the sale of IHO Bio fertilizer product during the three months ended March 31, 2016, comparable with no prior sales from the same period last year. For the quarter ended March 31, 2016 we incurred total expenses of $42,838 and had a net loss of $42,838, versus the quarter ended March 31, 2015 with expenses incurred of $38,519, with a net loss of $38,519. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consist of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

For the six months ended March 31, 2016 versus March 31, 2015

The Company recognized $58,556 in revenue from the sale of IHO Bio fertilizer product during the six months ended March 31, 2016, comparable with no sales from the same period last year. For the six months ended March 31, 2016 we incurred total expenses of $110,288 and had a net loss of $51,732, versus the quarter ended March 31, 2015 with expenses incurred of $113,292 with a net loss of $113,292. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consist of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

From inception to March 31, 2016, the Company had been undertaking development stage activities including the ongoing registration and certification of the product in various jurisdictions and countries, testing and lab work, travel and advertising, procuring agreements with qualified distribution and sales partners, accounting and administration work and production and manufacturing design.

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

Liquidity and Capital Resources

The Company has incurred losses and cumulative negative cash flows from operations through to September 30, 2015 and for the six months ended March 31, 2016. The Company anticipates profits for the fiscal year ended September 30, 2016. The Company expects that general and administrative expense will continue to increase and, as a result, will need additional capital to fund our operations. The Company intends to finance its operations with cash on hand combined with (i.) an unknown number of proceeds from sales from distribution partners in fiscal 2016; and (ii) proceeds of sale from the Company’s common stock at $0.60 per share on the OTCQB marketplace.

We have funded our operations principally from the sale of common stock. As of March 31, 2016, we had $764 of cash on hand and $79,505 in receivables. The cost of doing business at the current rate is approximately $14,000 per month. At the current rate, the Company has resources to last until September 2016.

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

Going Concern

The Company has only begun to realize revenues and has incurred net losses since inception. In addition, at March 31, 2016, there is an accumulated deficit of $509,951. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculations

101.DEF	XBRL Taxonomy Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

_______________

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHO-Agro International, Inc.

Dated: May 13, 2016	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer

