Form 10-Q
period 2016-06-30
IHO-AGRO INTERNATIONAL INC.
filed 2016-08-15
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission File Number: 000-55653

IHO-AGRO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1191860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Portofino Point, Unit 04, Coconut Creek, FL 33066

(Address of principal executive offices)

(416) 854-2433

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of August 15, 2016, there were 34,959,002 shares, $0.0001 par value per share, of common stock outstanding.

IHO-Agro International, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim consolidated financial statements for the three and nine month periods ended June 30, 2016 and for the comparable periods in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

June 30, 2016

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	June 30, 2016 $	September 30, 2015 $

ASSETS
Current Assets
Cash	3,313	33,753
Accounts receivable	41,225	11,076
Prepaid expenses with related party	50,368	70,433

Total current assets	94,906	115,262

Equipment, net of accumulated depreciation	1,275	1,913

Total Assets	96,181	117,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	12,093	15,750
Due to shareholders	31,238	6,185

Total Current Liabilities	43,331	21,935

Stockholders’ Equity
Common stock, 40,000,000 shares authorized, $0.0001 par value, 34,959,002 shares issued and outstanding (September 30, 2015 - 34,409,002 shares)	3,496	3,441
Additional paid-in capital	714,963	550,018
Accumulated deficit	(665,609)	(458,219)

Total Stockholders’ Equity	52,850	95,240

Total Liabilities and Stockholders’ Equity	96,181	117,175

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	$	$	$	$

Revenue, net	-	2,397	58,556	2,397

Operating Expenses:
General and administrative	155,658	63,289	265,946	176,581

Total Operating Expenses	155,658	63,289	265,946	176,581

Net Loss	(155,658)	(60,892)	(207,390)	(174,184)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding, Basic and Diluted	35,244,716	34,624,878	34,529,987	33,695,207

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
	$	$

Operating Activities
Net loss	(207,390)	(174,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	638	425
Stock-based compensation	120,000	16,426
Changes in operating assets and liabilities
Prepaid expenses with related party	20,065	(70,249)
Accounts receivable	(30,149)	(7,876)
Accounts payable and accrued liabilities	(3,657)	1,900
Due to shareholder	19,563	(15,781)
Net Cash Used In Operating Activities	(80,930)	(249,339)

Investing Activities
Purchase of equipment	-	(2,550)
Net Cash Used In Investing Activities	-	(2,550)

Financing Activities
Proceeds from note payable to related party	10,990	-
Payments on note payable to related party	(5,500)	-
Proceeds from common stock issued or subscribed	45,000	42,495
Net Cash Provided By Financing Activities	50,490	42,495

Net Increase (Decrease) in Cash	(30,440)	(209,394)
Cash, Beginning of Period	33,753	275,984
Cash, End of Period	3,313	66,590

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Notes to the Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(Unaudited)

1.	Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations. Since inception through June 30, 2016, the Company has generated $62,118 in revenue, net, and has accumulated losses of $665,609.

The interim unaudited financial statements as of June 30, 2016, and for the three and nine months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2015 filed in a Form 10-K.

During the nine months ended June 30, 2016, 99.9% of the Company’s revenue was generated from a single customer. 85.6% of the accounts receivable as of June 30, 2016 was from this single customer. 100% of the accounts receivable as of September 30, 2015 was from a single customer.

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

2.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three-year straight-line basis.

	Cost	Accumulated Depreciation	June 30, 2016 Net Carrying Value	September 30, 2015 Net Carrying Value
Computer Equipment	$2,550	$1,275	$1,275	$1,913

3.	Related Party Transactions

(a)	Accounts payable as of June 30, 2016 includes $2,050 (September 30, 2015 - $1,150) of rent owed to a shareholder for the offices of the Company.

(b)	As of June 30, 2016, the Company had a balance of $5,490 owing to a significant shareholder for a shareholder loan. The loan is unsecured, due on demand and bears no interest.

(c)	As of June 30, 2016, the company also had a balance of $1,748 owed to another significant shareholder for reimbursement of company expenses paid on its behalf.

(d)

The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement, the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. As of June 30, 2016, there is a balance of $24,000 (September 30, 2015 - $0) owed for these services.

(e)

All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. The Company makes advance payments to this entity to cover future sales orders. As of June 30, 2016, the aggregate prepaid balance to this related party was $50,368 (September 30, 2015 - $70,433), after a $47,628 reduction for cost of goods sold on sales during the nine months ended June 30, 2016.

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

During the quarter ended June 30, 2016, the Company had the following issuances:

a)	In April 2016, the company issued 400,000 shares of common stock for service valued at 0.30 per common share.

5.	Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one-year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price
Balance September 30, 2015	617,525	$0.6
Issued	75,000	0.6
Balance June 30, 2016	692,525	$0.6

As at June 30, 2016, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

692,525	$ 0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

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

From inception to June 30, 2016, the Company had been undertaking development stage activities including the ongoing registration and certification of the product in various jurisdictions and countries, testing and lab work, travel and advertising, procuring agreements with qualified distribution and sales partners, accounting and administration work and production and manufacturing design.

The Company’s results of operations are affected by the following factors and/or circumstances: the dependence on its sole officer and director to manage operation requirements in a timely and efficient manner. This is somewhat offset by the assistance of other consulting personnel.

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

Results of Operations

For the three months ended June 30th, 2016 versus June 30th, 2015

Revenue

The Company recognized $-0- revenue during the three months ended June 30, 2016, comparable with $2,397 sales from the same period last year.

Operating Expenses

During the three months ended June 30, 2016 and 2015, we incurred total operating expenses of $155,658 and $63,289, respectively. This decrease was mainly due to streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing,legal and professional fees, registration and filing fees, equipment rentals, and business travel. Further, a consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $120,000 during the quarter versus nil in the same period last year.

Net Loss

During the three months ended June 30, 2016 and 2015, we incurred a net loss of $155,658 and $60,892, respectively, an increase of $94,766. This increase was due mainly to streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing, legal and professional fees, registration and filing fees, equipment rentals, and business travel. Further, a consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $120,000 during the quarter versus nil in the same period last year. As we did not generate any revenues during the three months ended June 30, 2016, our net loss equaled our operating expenses.

For the nine months ended June 30th, 2016 versus June 30th, 2015

Revenue

The Company recognized $58,556 in revenue from the sale of IHO Bio fertilizer product during the nine months ended June 30, 2016, comparable with $2,397 sales from the same period last year. This increase was mainly due to a significant sale of IHO Bio fertilizer to a distribution partner.

Operating Expenses

During the nine months ended June 30, 2016 and 2015, we incurred total operating expenses of $265,946 and $176,581, respectively. This increase was mainly due to streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing, legal and professional fees, supplies, business travel, and stock-based compensation. Further, consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $120,000 during the nine months ended June 30,2016 versus 16,426 in the same period last year.

Net Loss

During the nine months ended June 30, 2016 and 2015, we incurred a net loss of $207,390 and $174,184, respectively. This decrease was mainly due to an increase in the sale of IHO Bio fertilizer, streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing, legal and professional fees, supplies, business travel, and stock-based compensation. Further, consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $120,000 during the nine months ended June 30,2016 versus 16,426 in the same period last year.

Liquidity and Capital Resources

The Company has incurred losses and cumulative negative cash flows from operations through to September 30, 2015 and for the nine months ended June 30, 2016. The Company does not expect to be profitable for the fiscal year ended September 30, 2016. The Company expects that general and administrative expense will continue to increase and, as a result, will need additional capital to fund our operations. The Company intends to finance its operations with cash on hand combined with (i.) an unknown number of proceeds from sales from distribution partners in fiscal 2016; and (ii) proceeds of sale from the Company’s common stock at $0.60 per share on the OTCQB marketplace.

We have funded our operations principally from the sale of common stock. As of June 30, 2016, we had $3,313 of cash on hand and $41,225 in receivables. The cost of doing business at the current rate is approximately $14,000 per month. At the current rate, the Company has resources to last until September 2016.

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

Going Concern

The Company has only begun to realize revenues and has incurred net losses since inception. In addition, at June 30, 2016, there is an accumulated deficit of $665,609. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Share Based Payments

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on January 13, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2016, the Company 400,000 shares of common stock to a consultant for service rendered at a fair value of $120,000 ($0.30/share), based upon the latest cash offer price.

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

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

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHO-Agro International, Inc.

Dated: August 15, 2016	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer

