Form 10-K
period 2016-09-30
IHO-AGRO INTERNATIONAL INC.
filed 2017-02-21
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

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

Common stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

Number of the registrant’s common stock outstanding as of February 21, 2017: 35,259,002

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

Benefits of HO-Agro Products vs. Agro-Chemical Fertilizers

Typically, fertilizers represent 30% to 40% of input costs for many key crops. These costs differ from country to country. Most agro-chemical fertilizer prices fluctuate in accordance with international energy costs. In contrast, IHO-Agro products are not oil dependent, and the energy used to manufacture these products is minimal. Even in case of natural disasters, should no electricity be available, the Panamanian entity could continue to manufacture the products, as they are not energy dependent. We do recommend (depending on the crops) two to four gallons of our product to be used for each hectare. While getting additional benefits from IHO-Agro products, we believe the costs of fertilizing will be much lower than using chemical fertilizers. These costs will depend on where the products are used, as different import tariffs and taxes will be applied. Even so, we believe the costs will be significantly lower. Farmers will get the assurance fertilizer costs will not increase due to an increase in the price of oil. We believe the benefits will include:

•	Plants more resistant to insects and disease. Farmers may need to use less pesticides and fungicides, therefore the costs associated with dispersing them is diminished or eliminated.

•	Farmers will not incur any additional costs associated with the usage of IHO-Agro products, as they can readily use their existing farm equipment.

•	Depending on the extraction method employed in the process, we believe that soils treated with these minerals will meet the standards required in the United States and the European Union for Organic Certification which will allow farmers to charge more for their crops.

•	We believe there will be no negative impact on the environment as a result of manufacturing, and there will be no environmental pollution associated with the process. We believe that, except for water (and perhaps table salt), the process will not generate any types of residue, or by-products.

•	Increase in mineral and vitamin content is possible.

•	We believe that seeds will germinate sooner and thus plants will reach maturity sooner.

•	We believe the use of our products will lead to longer producing plants, e.g. coffee plants that could start producing earlier, and yield more beans, extending the harvest longer.

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

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

We are exempt from this reporting because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents suitable office space at the address indicated above at the rate of $100.00 per month, payable monthly with no set term or other obligations. The Company does not foresee any increases to the rental rate or the size of the office over the next 12 months.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a)	Market Information

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

Quarter Ended	High		Low
September 30, 2016		$.60		$.60
June 30, 2016		$.61		$.60
March 31, 2016		$.61		$.60
December 31, 2015		$.75		$.10
September 30, 2015	$	n/a	$	n/a
June 30, 2015	$	n/a	$	n/a
March 31, 2015	$	n/a	$	n/a
December 31, 2014	$	n/a	$	n/a

(b)	Holders

As of September 30, 2016, there were 15 registered beneficial shareholders of record for our outstanding common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c)	Dividends

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

(d)	Securities Authorized for Issuance under Equity Compensation Plan

In order to compensate our officers, directors, employees and/or consultants, on June 10, 2016, our Board of Directors approved and stockholders ratified by consent the 2016 Equity Incentive Plan (the “Plan”). The Plan has a total of 2,000,000 shares reserved for issuance.

As of September 30, 2016, no shares have been issued under the Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended September 30, 2016, the Company issued 422,500 shares of common stock for services valued in total at $126,750. The Company also issued 150,000 shares of common stock issued for cash of $45,000. The Company issued 300,000 common shares for services during the period subsequent to September 30, 2016.

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

Rule 10B-18 Transactions

During the years ended September 30, 2016 and 2015, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of IHO-Agro International, Inc. for the fiscal years ended September 30, 2016 and 2015.The following should be read in conjunction with the audited consolidated financial statements for the period ending September 30, 2016 and notes thereto appearing elsewhere in the Form 10-K.

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

Results of Operations

For the years ended September 30, 2016 and 2015

Our Company had the following comparative results from operations for the fiscal years ended September 30, 2016 and 2015:

1.	Gross revenue of $62,861 in 2016 as compared with gross revenue of $3,562 in 2015. This increase in revenue is due to an increase in sales to distributors.

2.	Operating expenses of $323,828 in 2016 as compared with operating expenses of $432,256 in 2015. This decrease in operating expenses is due to a decrease in fees related to professional services, travel and expenses.

3.	Net loss of $260,967 in 2016 as compared to a loss of $428,694 in 2015. This decrease in net loss is due to an increase in gross revenue and a decrease in operating expenses.

Liquidity and Capital Resources

Our financial condition as of September 30, 2016 and 2015 is summarized as follows:

Working Capital Deficit:

	September 30, 2016	September 30, 2015
Current assets	$85,241	$115,262
Current liabilities	(80,281)	(21,935)
Working capital	$4,960	$93,327

Cash Flows:

	Year Ended September 30
	2016	2015
Cash used in operating activities	$(92,195)	$(309,176)
Cash used in investing activities	-	(2,550)
Cash provided by financing activities	59,483	69,495
Net decrease in cash	$(32,712)	$(242,231)

We had working capital of $4,960 and an accumulated deficit of $719,186 at September 30, 2016. We have generated minimal revenue since inception and losses are anticipated in the development of our business. These factors indicate substantial doubt as to our ability to continue as a going concern.

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

Principal versus agent considerations: The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of fertilizer orders. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross profit is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers, (ii) is the Company responsible to fulfill orders, (iii) does the Company commit to set fertilizer prices, (iv) does the Company have inventory risk, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the supplier to pay for the fertilizer product. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent. The Company recognizes its revenues on a net basis.

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

Off-Balance Sheet Arrangements

We do not have any off -balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of September 30, 2016, is described below:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of September 30, 2016.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016 based on the material weaknesses identified above. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended September 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director and Executive Officer

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of September 30, 2016. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position
Ioan Hossu	62	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

The Company’s directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

The following summarizes the occupation and business experience of our executive officer and directors:

Mr. Hossu, MSc, has been President and Director of Industrias y Manufacturas Bionaturales S.A. a Panamanian company for the preceding 5 years. He has been responsible for the development and testing of the fertilizer products IHO-Bio and IHO-Mineral during this time and for the development and implementation of the manufacturing process in support of these products.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended September 30, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Ioan Hossu	2016	$40,000	0	0	0	0	0	$0	$40,000
	2015	72,000	0	0	0	0	0	12,000	84,000

Narrative Disclosure to Summary Compensation Table

The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2015 for consulting and other services in support of the business operations. The term of the agreement was for one year. Pursuant to the agreement the Company will pay $6,000 per month. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. As of September 30, 2016 the Company’s sole officer and director was owed $45,779 based on this agreement.

The Company currently does not have a managing consulting agreement with its sole officer and director.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from July 29, 2014 (inception) through September 30, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended September 30, 2016 by the executive officers named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 21, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: IHO-Agro International, Inc., 3101 Portofino Point, Unit O4, Coconut Creek, FL 33066.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
% Stockholders:
Brad Hebert	4,000,000	11.34%
Mircea Georgescu	4,000,000	11.34%
Directors and Executive Officers:
Ioan Hossu, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	24,500,000	69.49%
All directors and executive officers as a group (1 persons)		69.49%

(1)	Based on 35,259,002 shares of common stock outstanding as of Feb 21, 2017.

Description of Securities

General

We are authorized to issue an aggregate number of 40,000,000 shares of capital stock, of which all 40,000,000 shares are Common Stock, $0.0001 par value per share.

Common Stock

We are authorized to issue 40,000,000 shares of Common Stock, $0.0001 par value per share. Currently we have 35,259,002 shares of Common Stock issued and outstanding.

Each share of Common Stock shall have one (1) vote per share for all purpose. Our Common Stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our Common Stock holders are not entitled to cumulative voting for election of our Board.

Preferred Stock

We are not authorized to issue any shares of preferred stock.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

Currently we have 29 warrants issued and outstanding with 692,525 shares of Common Stock underlying those 29 warrants.

Options

There are no outstanding options to purchase our securities.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following are the related party transactions in which the Company has engaged since inception (July 29. 2014):

(a)	Accounts payable includes $2,350 (2015 - $1,150) of rent owed to a shareholder for the offices of the Company.

(b)	As of September 30, 2016 the Company owed $10,956 to M. Hartsman for a loan to the Company for the use in paying operating expenses. The loan bears no interest and has no fixed repayment terms.

(c)	As of September 30, 2016 the Company owed $1,748 to B. Hebert for a loan to the Company for the use in paying operating expenses. The loan bears no interest and has no fixed repayment terms

(d)	The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. A total of $45,779 was owed as of September 30, 2016 and $6,185 as of September 30, 2015.

(e)	During the year ended September 30, 2016, the Company realized sales of fertilizer product. All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and sole director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. The $5,000 has been accounted for as due to shareholder at September 30, 2016. The Company makes advance payments to this entity to cover future sales orders. As of September 30, 2016 and 2015, the aggregate prepaid balance to this related party was $45,505 and $70,433; respectively.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings were approximately $15,100 and $11,500 for the fiscal years ended September 30, 2016 and 2015, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended September 30, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees related to our principal accountant for the years ended September 30, 2016 and 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of the Company as of September 30, 2016 and September 30, 2015, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, the report of MaloneBailey, LLP , our independent auditor, are filed herewith.

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

 The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Warrant (2)
10.3	2016 Equity Incentive Plan (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an exhibit on Form S-1 filed with the Securities and Exchange Commission on March 27, 2015.

(2)	Filed as an exhibit on Form 10-K filed with the Securities and Exchange Commission on January 13, 2016.

(3)	Filed as an exhibit on Form S-8 filed with the Securities and Exchange Commission on July 28, 2016.

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

Dated: February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ioan Hossu		February 21, 2017
Ioan Hossu	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

IHO-Agro International Inc.

September 30, 2016 and 2015

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IHO-Agro International, Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheets of IHO-Agro International, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity , and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IHO-Agro International, Inc.as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 17, 2017

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

	September 30,	September 30,
	2016	2015
	$	$
ASSETS

Current Assets

Cash	1,041	33,753
Accounts receivable	37,667	10,048
Other receivable	1,028	1,028
Prepaid expenses with related party	45,505	70,433

Total current assets	85,241	115,262

Equipment, net of accumulated depreciation	1,063	1,913

Total Assets	86,304	117,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	16,798	15,750

Due to shareholders	63,483	6,185

Total Current Liabilities	80,281	21,935

Stockholders’ Equity
Common stock, 40,000,000 shares authorized, $0.0001 par value 34,981,502 and 34,409,002 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	3,499	3,441

Additional paid-in capital	721,710	550,018

Accumulated deficit	(719,186)	(458,219)

Total Stockholders’ Equity	6,023	95,240

Total Liabilities and Stockholders’ Equity	86,304	117,175

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2016	2015
	$	$

Revenue, net of related party cost of sales	62,861	3,562
Operating Expenses:
General and administrative	323,828	432,256

Total Operating Expenses	323,828	432,256

Net Loss	(260,967)	(428,694)

Net Loss Per Common Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Common Shares Outstanding,
Basic and Diluted	34,718,271	33,765,019

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Statements of Changes in Stockholders’ Equity

For the years ended September 30, 2015 and September 30, 2016

(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
	#	$	$	$	$	$

Balance – September 30, 2014	33,601,750	3,360	307,922	(22,005)	(29,525)	259,752

Common stock issued for cash	158,300	16	47,474	-	-	47,490.

Common stock premium issued	54,752	5	16,421	-	-	16,426

Common stock issued for services	594,200	59	178,201	-	-	178,260

Receipt of subscriptions receivable	-	-	-	22,005	-	22,005

Net loss	-	-	-	-	(428,694)	(428,694)

Balance – September 30, 2015	34,409,002	3,441	550,018	-	(458,219)	95,240

Common stock issued for cash	150,000	15	44,985	-	-	45,000

Common stock issued for services	422,500	43	126,707	-	-	126,750

Net loss	-	-	-	-	(260,967)	(260,967)

Balance – September 30, 2016	34,981,502	3,499	721,710	-	(719,186)	6,023

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2016	2015
	$	$
Operating Activities

Net loss	(260,967)	(428,694)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	850	637
Stock-based compensation	126,750	194,686
Changes in operating assets and liabilities
Prepaid expenses with related party	24,928	(70,433)
Accounts receivable	(27,619)	(10,048)
Other receivable	-	(1,028)
Accounts payable and accrued expense	1,048	15,300
Due to shareholder	42,815	(9,596)

Net Cash Used In Operating Activities	(92,195)	(309,176)

Investing Activities

Purchase of equipment	-	(2,550)

Net Cash Used In Investing Activities	-	(2,550)

Financing Activities
Proceeds from due to shareholders	19,983	-
Payments on due to shareholders	(5,500)	-
Proceeds from common stock issued or subscribed	45,000	69,495

Net Cash Provided By Financing Activities	59,483	69,495

Net Decrease in Cash	(32,712)	(242,231)

Cash, Beginning of Period	33,753	275,984

Cash, End of Period	1,041	33,753

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

IHO-Agro International Inc.

Notes to the Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

1.	Organization and Going Concern

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. The Company has not generated any significant revenue to fund operations and has accumulated losses of $719,186.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenue for the year September 30, 2016, has recurring net losses, and the Company anticipates future net losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, accounts receivable due, and public issuance of common stock. Our success is dependent upon commercializing our product and our ability to obtain adequate future financing. There can be no assurance that we will be able to obtain future financing or, if obtained, what the terms of such future financing may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Principal versus agent considerations: The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of fertilizer orders. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross profit is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers, (ii) is the Company responsible to fulfill orders, (iii) does the Company commit to set fertilizer prices, (iv) does the Company have inventory risk, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the supplier to pay for the fertilizer product. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent. All revenue generated during the year ended September 30, 2016 was recognized on a net basis.

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

The Company’s policy regarding advertising is to expense advertising to the period it relates to. The Company incurred advertising expense of $4,467 (2015 - $9,060) during the year ended September 30, 2016.

(k)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During 2016, the Company excluded 692,525 (2015 – 617,525) common stock warrants from the calculation of diluted EPS as they would be anti-dilutive.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and 2015 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(n)	Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any pronouncements other than the pronouncement noted above will have a material impact on the Company.

(o)	Concentrations

During the year ended September 30, 2016, 85% of the Company’s revenue was generated from a single customer. 71% of the accounts receivable as of September 30, 2016 was from this single customer.

All fertilizer to fulfill customer orders is manufactured and shipped by a single related party vendor, Industrias y Manufacturas Bionaturales S.A., which is owned by the Company’s sole officer and sole director.

3.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three year straight-line basis.

	Cost	Accumulated Depreciation	September 30, 2016 Net Carrying Value	September 30, 2015 Net Carrying Value
Computer Equipment	$2,550	$1,487	$1,063	$1,913

4.	Related Party Transactions

(a)	Accounts payable includes $2,350 (2015 - $1,150) of rent owed to a shareholder for the offices of the Company.

(b)	During the year September 30, 2016 the Company borrowed $10,956 from M. Hartsman a stockholder of the Company. As of September 30, 2016 the Company owed $10,956 to M. Hartsman for a loan to the Company for the use in paying operating expenses. The loan bears no interest and is due on demand. M. Hartsman provides consulting services to the Company at no cost.

(c)

During the year September 30, 2016 the Company borrowed $1,748 from B. Herbert a stockholder of the Company. As of September 30, 2016 the Company owed $1,748 to B. Hebert for a loan to the Company for the use in paying operating expenses. The loan bears no interest and is due on demand. B. Herbert provides consulting services to the Company at no cost.

(d)	The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. A total of $45,779 was owed as of September 30, 2016. A balance of $6,185 was owed at September 30, 2015 for reimbursement of travel costs, legal fees and other start-up costs.

(e)	During the year ended September 30, 2016, the Company realized sales of fertilizer product. All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and sole director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. As of September 30, 2016, the $5,000 has been accrued as due to shareholder. The Company makes advance payments to this entity to cover future sales orders. As of September 30, 2016 and 2015; respectively, the aggregate prepaid balance to this related party was $45,505 and $70,433; respectively.

(f)	In August 2015, the Company issued to Mircea Georgescu, a 5% beneficial owner of the Company, 425,000 shares of common stock in exchange for consulting services.

5.	Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the year ended September 30, 2015, the Company had the following issuances:

(a)	68,300 units for total proceeds of $20,490. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

(b)	9 units for total proceeds of $27,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

(c)	544,200 shares of common stock for services valued in total at $163,260.

(d)	50,000 units for services valued in total at $15,000. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.60 per common share until the one year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

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

During the year ended September 30, 2016, the Company had the following issuances:

(a)

During September 30, 2016, the Company issued 422,500 shares of common stock for services valued at 0.30 per common share for a total expense of $126,750. Of the 422,500 shares issued 22,500 common shares have not yet been issued by the transfer agent; however, the Company has accounted for these as issued and outstanding as of September 30, 2016.

(b)	In November 2015, the Company issued an aggregate of 15 units for total proceeds of $45,000. Each unit consisted of 10,000 common shares and 5,000 share purchase warrants. Each whole share purchase warrant is exercisable at $0.60 per common share until the one-year anniversary of the first day that the common stock is traded on the OTCQB marketplace.

6.	Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance September 30, 2014	513,375	$0.60
Issued in 2015	104,150	0.60

Balance September 30, 2015	617,525	$0.60

Issued in 2016	75,000	0.60

Balance September 30, 2016	692,525	$0.60

As at September 30, 2016, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date
692,525	$0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

7.	Income Taxes

The Company has net operating losses carried forward of $391,794 available to offset taxable income in future years which expire beginning in fiscal 2035. The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The tax years open for Internal Revenue Service review are fiscal years ended September 30, 2015 and 2016. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015
	$	$

Income tax recovery at statutory rate	(46,502)	(81,433)

Valuation allowance change	46,502	81,433

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at September 20, 2016 and September 30, 2015:

	2016	2015
	$	$

Net operating losses carried forward	391,794	258,931

Gross deferred income tax assets	137,128	90,626

Valuation allowance	(137,128)	(90,626)

Net deferred income tax asset	-	-

8.	Subsequent Event

Subsequent to September 30, 2016, the Company issued 300,000 common shares for services.

