Form 10-Q
period 2016-12-31
IHO-AGRO INTERNATIONAL INC.
filed 2017-03-20
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Number of the Registrant’s common stock outstanding as of March 20, 2017: 35,281,502 common shares

Special Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management's expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this quarterly report. The Company does not undertake to update these forward-looking statements

In this quarterly report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

An investment in the Company’s common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q in evaluating the Company and its business before purchasing shares of the Company’s common stock.  The Company’s business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks. You should invest in the Company’s common stock only if you can afford to lose your entire investment.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim financial statements for the three-month period ended December 31, 2016 and for the comparable period in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

 December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	December 31, 2016 $	September 30, 2016 $

ASSETS

Current Assets

Cash	93	1,041
Accounts receivable	30,516	37,667
Other receivable	1,372	1,028
Prepaid expenses with related party	45,505	45,505

Total current assets	77,486	85,241

Equipment, net of accumulated depreciation	850	1,063

Total Assets	78,336	86,304

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued expenses	13,513	16,798
Due to shareholders	74,613	63,483

Total Liabilities	88,126	80,281

Stockholders’ (Deficit) Equity

Common stock, 40,000,000 shares authorized, $0.0001 par value 35,281,502 and 34,981,502 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	3,529	3,499
Additional paid-in capital	811,680	721,710
Accumulated deficit	(824,999)	(719,186)

Total Stockholders’ (Deficit) Equity	(9,790)	6,023

Total Liabilities and Stockholders’ (Deficit) Equity	78,336	86,304

(The accompanying notes are an integral part of these unaudited financial statements)

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015
	$	$

Revenue, net of related party cost of sales	–	58,556

Operating Expenses

General and administrative	105,813	67,450

Total Operating Expenses	105,813	67,450

Net Loss	(105,813)	(8,894)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	35,066,285	34,472,589

(The accompanying notes are an integral part of these unaudited financial statements)

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015
	$	$

Operating Activities

Net loss	(105,813)	(8,894)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	213	213
Stock-based compensation	90,000	–

Changes in operating assets and liabilities

Prepaid expenses with related party	–	37,928
Accounts receivable	7,151	(68,429)
Other receivable	(344)	–
Accounts payable and accrued expenses	(3,285)	5,766
Due to shareholder	11,130	7,815

Net Cash Used In Operating Activities	(948)	(25,601)

Financing Activities

Proceeds from common stock issued or subscribed	–	45,000

Net Cash Provided By Financing Activities	–	45,000

(Decrease) Increase in Cash	(948)	19,399

Cash, Beginning of Period	1,041	33,753

Cash, End of Period	93	53,152

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

IHO-Agro International Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.	Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. Since inception through December 31, 2016 the Company has not generated sufficient revenues to cover operating cost and has accumulated losses of $824,999.

The interim unaudited financial statements as of December 31, 2016, and for the three months ended December 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2016 filed in a Form 10-K.

Concentrations

During the three months ended December 31, 2016, the Company’s did not recognize any revenue. 87% of the accounts receivable as of December 31, 2016 was from this single customer.

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

2.	Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three year straight-line basis.

	Cost	Accumulated Depreciation	December 31, 2016 Net Carrying Value	September 30, 2016 Net Carrying Value

Computer Equipment	$2,550	$1,700	$850	$1,063

3.	Related Party Transactions

(a)	Accounts payable includes $2,650 (September 30, 2016 - $2,350) of rent owed to a shareholder for the offices of the Company.

(b)	As of December 31, 2016, the Company had a balance of $19,754 (September 30, 2016 - $10,956) owing to a significant shareholder for a shareholder loan. The loan is unsecured, due on demand and bears no interest. The shareholder provides consulting services to the Company at no cost.

(c)	As of December 31, 2016, the Company also had a balance of $4,080 (September 30, 2016 - $1,748) owed to another significant shareholder for reimbursement of Company expenses paid on its behalf. The shareholder provides consulting services to the Company at no cost.

(d)	The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement, the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. This agreement was terminated effective September 30, 2016. As of December 31, 2016, there is a balance of $45,779 (September 30, 2016 - $45,779) owed for these services.

(e)	All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. As of December 31, 2016, the $5,000 has been accrued as due to shareholder. The Company makes advance payments to this entity to cover future sales orders. As of December 31, 2016, the aggregate prepaid balance to this related party was $45,505 (September 30, 2016 - $45,505).

4.	Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the three months ended December 31, 2016, the Company had the following issuances:

(a)	In December 2016, the Company issued 300,000 shares of common stock for services valued in total at $90,000.

5.	Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance September 30, 2016	692,525	$0.60
Issued	–	–

Balance December 31, 2016	692,525	$0.60

As at December 31, 2016, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

692,525	$0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed below.

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

Results of Operations

For the three months ended December 31, 2016

Revenues

For the quarter ended December 31, 2016 and 2015, we recognized revenue, net of related party cost of 0 and $58,556, respectively. This decrease in revenue is primarily attributable to timing of orders received during this period compared to the same last period.

Operating Expenses

For the quarter ended December 31, 2016 and 2015, we incurred operating expenses of $105,813 and $67,450, respectively. This increase in operating expenses is primarily attributable to an increase in consulting services. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consist of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

Net Loss

For the quarter ended December 31, 2016 and 2015, we incurred a net loss of $105,813 and $8,894, respectively. This increase in net loss is primarily attributable to decrease in sales revenue and increase in consulting services.

From inception to December 31, 2016, the Company had been undertaking development stage activities including the ongoing registration and certification of the product in various jurisdictions and countries, testing and lab work, travel and advertising, procuring agreements with qualified distribution and sales partners, accounting and administration work and production and manufacturing design.

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

Liquidity and Capital Resources

As at December 31, 2016, the Company has a working capital deficit of $10,640 and an accumulated deficit of $824,999. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2017.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Off-balance sheet arrangements:

As of December 31, 2016 the Company had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2016, the Company issued 300,000 shares of common stock for services valued in total at $90,000.

The shares of common stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Regulation S and Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculations

101.DEF*	XBRL Taxonomy Extension Definitions

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

_______________

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IHO-Agro International, Inc.

Dated: March 20, 2017	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer