Form 10-Q
period 2017-03-31
IHO-AGRO INTERNATIONAL INC.
filed 2017-05-15
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission File Number: 000-55653

IHO-Agro International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	981191860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Portofino Point, Unit 04 Coconut Creek, FL	33066
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 854-2433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻	Smaller Reporting Company	⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

Number of the Registrant’s common stock outstanding as of May 15, 2017: 35,659,002 common shares

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim financial statements for the three-month and six-month period ended March 31, 2017 and for the comparable periods in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

March 31, 2017

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	March 31, 2017 $	September 30, 2016 $

ASSETS

Current Assets

Cash	11,326	1,041
Accounts receivable	19,960	37,667
Other receivable	1,028	1,028
Prepaid expenses with related party	45,505	45,505

Total current assets	77,819	85,241

Equipment, net of accumulated depreciation	850	1,063

Total Assets	78,669	86,304

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued expenses	16,636	16,798
Convertible promissory note	53,000	-
Due to shareholders	52,011	63,483

Total Liabilities	121,647	80,281

Stockholders’ (Deficit) Equity

Common stock, 40,000,000 shares authorized, $0.0001 par value 35,659,002 and 34,981,502 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	3,566	3,499
Additional paid-in capital	931,643	721,710
Accumulated deficit	(978,187)	(719,186)

Total Stockholders’ (Deficit) Equity	(42,978)	6,023

Total Liabilities and Stockholders’ (Deficit) Equity	78,669	86,304

(The accompanying notes are an integral part of these unaudited financial statements)

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	$	$	$	$

Revenue, net of related party cost of sales	-	-	-	58,556

Operating Expenses

General and administrative	153,188	42,838	259,001	110,288

Total Operating Expenses	153,188	42,838	259,001	110,288

Net Loss	(153,188)	(42,838)	(259,001)	(51,732)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	35,349,002	34,559,002	35,224,016	34,515,559

(The accompanying notes are an integral part of these unaudited financial statements)

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2017	2016
	$	$
Operating Activities

Net Loss	(259,001)	(51,732)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	213	425
Stock-based compensation	210,000	-

Changes in operating assets and liabilities

Prepaid expenses with related party	-	24,928
Accounts receivable	17,707	(68,429)
Other receivable	-	-
Accounts payable and accrued expenses	(162)	(6,986)
Due to shareholder		12,815

Net Cash Used In Operating Activities	(31,243)	(88,979)

Financing Activities
Proceeds from issuance of promissory note	53,000	-
Proceeds from issuance of promissory note	-	10,990
Net payments due to shareholders	(11,472)	--
Proceeds from common stock issued or subscribed	-	45,000

Net Cash Provided By Financing Activities	41,528	55,990

Increase (Decrease) in Cash	10,285	(32,989)

Cash, Beginning of Period	1,041	33,753

Cash, End of Period	11,326	764

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash financing and investing
Cancellation of common stock	3	–

(The accompanying notes are an integral part of these unaudited financial statements)

IHO-Agro International Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1. Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations and to date has been primarily involved in organizing activities. Since inception through March 31, 2017 the Company has not generated sufficient revenues to cover operating cost and has accumulated losses of $978,187.

The interim unaudited financial statements as of March 31, 2017, and for the three and six months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2016 filed in a Form 10-K.

Concentrations

During the six months ended March 31, 2017, the Company’s did not recognize any revenue. 92% of the accounts receivable as of March 31, 2017 was from this single customer.

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

2. Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three year straight-line basis.

	Cost	Accumulated Depreciation	March 31, 2017 Net Carrying Value	September 30, 2016 Net Carrying Value

Computer Equipment	$2,550	$1,700	$850	$1,063

3. Related Party Transactions

(a)   Accounts payable includes $2,650 (September 30, 2016 - $2,350) of rent owed to a shareholder for the offices of the Company.

(b)   As of March 31, 2017, the Company had a balance of $16,646 (September 30, 2016 - $10,956) owing to a significant shareholder for a shareholder loan. The loan is unsecured, due on demand and bears no interest. The shareholder provides consulting services to the Company at no cost.

(c)   As of March 31, 2017, the Company also had a balance of $4,586 (September 30, 2016 - $1,748) owed to another significant shareholder for reimbursement of Company expenses paid on its behalf. The shareholder provides consulting services to the Company at no cost.

(d)   The Company entered into a management consulting agreement with the Company's sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement, the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company's sole officer and director receives a $1,000 monthly car allowance. This agreement was terminated effective September 30, 2016. As of March 31, 2017, there is a balance of $25,779 (September 30, 2016 - $45,779) owed for these services.

(e)   All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. As of March 31, 2017, the $5,000 has been accrued as due to shareholder. The Company makes advance payments to this entity to cover future sales orders. As of March 31, 2017, the aggregate prepaid balance to this related party was $45,505 (September 30, 2016 - $45,505).

4. Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the six months ended March 31, 2017, the Company had the following issuances:

(a)   In December 2016, the Company issued 300,000 shares of common stock for services valued in total at $90,000.

(b)   In March 2017, the Company issued 400,000 shares of common stock for services valued in total at $120,000.

       In March 2017, the Company canceled 22,500 shares of common stock issued for services during the fiscal year ended September 30, 2016.

5. Convertible promissory note

On March 21, 2017, the Company issued and sold a convertible promissory note in the aggregate principal amount of $53,000 in return for the payment in cash.  The note bears interest of 12% of the principal amount of the note, payable with the note’s aggregate principal amount outstanding on the maturity date, December 31, 2017.  The note is convertible, in whole or in part, into shares of the Company’s common stock, $0.001 par value at a per share conversion price equal to 60% of the average of the three lowest trade prices for the Common Stock in the 15 trading days previous to the effective date of each such conversion.  The note may not be prepaid by the Company without penalty.  To the extent the debt holder does not elect to convert the note as described above, the principal amount of the note not so converted shall be payable in cash on the maturity date.  The note is not convertible for 180 days.  The Company analyzed the conversion options in the convertible promissory note for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. The Company then analyzed the convertible note for Beneficial Conversion Features (BCF) and concluded there were no BCF on the convertible note.

6. Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance September 30, 2016	692,525	$0.60
Issued	–	–

Balance March 31, 2017	692,525	$0.60

As at March 31, 2017, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

692,525	$0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

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

Results of Operations

For the three months ended March 31, 2017

Revenues

For the three months ended March 31, 2017 and 2016, we recognized revenue, net of related party cost of Nil and Nil, respectively. This decrease in revenue is primarily attributable to timing of orders received during this period compared to the same last period.

For the six months ended March 31, 2017

Revenues

For the three months ended March 31, 2017 and 2016, we recognized revenue, net of related party cost of Nil and $58,556, respectively. This decrease in revenue is primarily attributable to timing of orders received during this period compared to the same last period.

For the three months ended March 31, 2017

Operating Expenses

For the three months ended March 31, 2017 and 2016, we incurred operating expenses of $153,188 and $42,838, respectively. This increase in operating expenses is primarily attributable to an increase in consulting services. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consist of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

For the six months ended March 31, 2017

Operating Expenses

For the six months ended March 31, 2017 and 2016, we incurred operating expenses of $259,001 and $110,288, respectively. This increase in operating expenses is primarily attributable to an increase in professional fees incurred to establish the convertible note and consulting services. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consist of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

Net Loss

For the six months ended March 31, 2017 and 2016, we incurred a net loss of $259,001 and $110,288, respectively. This increase in net loss is primarily attributable to decrease in sales revenue and increase in consulting services.

From inception to March 31, 2017, the Company had been undertaking development stage activities including the ongoing registration and certification of the product in various jurisdictions and countries, testing and lab work, travel and advertising, procuring agreements with qualified distribution and sales partners, accounting and administration work and production and manufacturing design.

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

Liquidity and Capital Resources

As at March 31, 2017, the Company has a working capital deficit of $43,828 and an accumulated deficit of $978,187. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2017.

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

Off-balance sheet arrangements:

As of March 31, 2017 the Company had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2017, the Company did not issue shares of common stock.

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

IHO-Agro International, Inc.

Dated: May 15, 2017	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer