Form 10-Q
period 2017-06-30
IHO-AGRO INTERNATIONAL INC.
filed 2017-08-31
CIK 1635538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of August 30, 2017, there were 35,659,002 shares, $0.0001 par value per share, of common stock outstanding.

IHO-Agro International, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited interim consolidated financial statements for the three and nine month periods ended June 30, 2017 and for the comparable periods in the prior year form part of this quarterly report. They are prepared in accordance with United States generally accepted accounting principles.

IHO-Agro International Inc.

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

IHO-Agro International Inc.

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	June 30, 2017 $	September 30, 2016 $

ASSETS
Current Assets
Cash	869	1,041
Accounts receivable	19,960	37,667
Prepaid expenses with related party	46,533	46,533

Total current assets	67,362	85,241

Equipment, net of accumulated depreciation	850	1,063

Total Assets	68,212	86,304

LIABILITIES AND STOCKHOLDERS’(DEFICIT) EQUITY
Accounts payable and accrued liabilities	31,905	16,798
Convertible promissory note	53,000		-
Due to shareholders	54,511	63,483

Total Liabilities	139,416	80,281

Stockholders’ (Deficit) Equity
Common stock, 40,000,000 shares authorized, $0.0001 par value, 35,659,002 shares issued and outstanding (September 30, 2016 - 34,981,502 shares)	3,566	3,499
Additional paid-in capital	931,643	721,710
Accumulated deficit	(1,006,413)	(719,186)

Total Stockholders’ (Deficit) Equity	(71,204)	6,023

Total Liabilities and Stockholders’ (Deficit) Equity	68,212	86,304

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	$	$	$	$

Revenue, net	-	-	-	58,556

Operating Expenses:
General and administrative	28,226	155,658	287,227	265,946

Total Operating Expenses	28,226	155,658	287,227	265,946

Net Loss	(28,226)	(155,658)	(287,227)	(207,390)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding, Basic and Diluted	35,659,002	35,244,716	35,369,011	34,529,987

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
	$	$

Operating Activities
Net loss	(287,227)	(207,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	638
Stock-based compensation	210,000	120,000
Changes in operating assets and liabilities
Prepaid expenses with related party	-	20,065
Accounts receivable	17,707	(30,149)
Accounts payable and accrued liabilities	15,107	(3,657)
Due to shareholder	(8,972)	19,563
Net Cash Used In Operating Activities	(53,172)	(80,930)

Financing Activities
Proceeds from issuance of promissory note	53,000	-
Proceeds from note payable to related party	-	10,990
Payments on note payable to related party	-	(5,500)
Proceeds from common stock issued or subscribed	-	45,000
Net Cash Provided By Financing Activities	53,000	50,490

Net Increase (Decrease) in Cash	(172)	(30,440)
Cash, Beginning of Period	1,041	33,753
Cash, End of Period	869	3,313

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash financing and investing
Cancellation of common stock	3	-

See accompanying notes to unaudited financial statements.

IHO-Agro International Inc.

Notes to the Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

1.Basis of Presentation

IHO-Agro International Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on July 29, 2014. The Company’s principal business is the marketing and distribution of all natural mineral based fertilizers. The Company has limited operations. Since inception through June 30, 2017, the Company has not generated sufficient revenues to cover operating cost and has accumulated losses of $1,006,413.

The interim unaudited financial statements as of June 30, 2017, and for the three and nine months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2016 filed in a Form 10-K.

Concentrations

During the nine months ended June 30, 2017, the Company did not recognize any revenue. 92% of the accounts receivable as of June 30, 2017 was from a single customer.

All fertilizer to fulfill customer orders is manufactured and shipped by a single related party vendor, Industrias y Manufacturas Bionaturales S.A., which is owned by the Company’s sole officer and sole director.

Going Concern

The unaudited interim financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated minimal revenue since its inception and losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three-year straight-line basis.

	Cost	Accumulated Depreciation	June 30, 2017 Net Carrying Value	September 30, 2016 Net Carrying Value
Computer Equipment	$2,550	$1,700	$850	$1,063

3.Related Party Transactions

(a)	Accounts payable as of June 30, 2017 includes $2,650 (September 30, 2016 - $2,350) of rent owed to a shareholder for the offices of the Company.

(b)

As of June 30, 2017, the Company had a balance of $16,646 (September 30, 2016 - $10,956) owing to a significant shareholder for a shareholder loan. The loan is unsecured, due on demand and bears no interest.

(c)	As of June 30, 2017, the company also had a balance of $1,748 (September 30, 2016 - $1,748) owed to another significant shareholder for reimbursement of company expenses paid on its behalf.

(d)

The Company entered into a management consulting agreement with the Company’s sole officer and director which commenced on July 29, 2014 for consulting and other services in support of the business operations. Pursuant to the agreement, the Company paid $2,500 per month for the first two months and $6,000 per month thereafter. In addition, the Company’s sole officer and director receives a $1,000 monthly car allowance. As of June 30, 2017, there is a balance of $28,279 (September 30, 2016 - $45,779) owed for these services.

(e)

All fertilizer shipped to customers was manufactured and shipped by a Panamanian entity called Industrias y Manufacturas Bionaturales S.A., which is owned by the Company's sole officer and director. The Company shall pay Industrias y Manufacturas Bionaturales S.A. a license fee of $5,000 per year and 5% of all sub-licensing revenue. As of March 31, 2017, the $5,000 has been accrued as due to shareholder. The Company makes advance payments to this entity to cover future sales orders. As of June 30, 2017, the aggregate prepaid balance to this related party was $45,505 (September 30, 2016 - $45,505).

4.Common Stock

The Company has 40,000,000 common shares authorized with a par value of $ 0.0001 per share.

During the quarter ended June 30, 2017, the Company had the following issuances:

(a)	In December 2016, the Company issued 300,000 shares of common stock for services valued in total at $90,000.
(b)	In March 2017, the Company issued 400,000 shares of common stock for services valued in total at $120,000. In March 2017, the Company canceled 22,500 shares of common stock.

5.Convertible promissory note

On March 21, 2017, the Company issued and sold a convertible promissory note in the aggregate principal amount of $53,000 in return for the payment in cash.  The note bears interest of 12% of the principal amount of the note, payable with the note’s aggregate principal amount outstanding on the maturity date, December 31, 2017.

The note is convertible, in whole or in part into shares of the Company’s common stock, $0.001 par value at a per share conversion price equal to 60% of the average of the three lowest trade prices for the Common Stock in the 15 trading days previous to the effective date of each such conversion.  The note may not be prepaid by the Company without penalty.  To the extent the debt holder does not elect to convert the note as described above, the principal amount of the note not so converted shall be payable in cash on the maturity date.

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

6.Share Purchase Warrants

Each Selling Shareholder has a warrant to purchase up to 50% of the shares owned with an exercise price of $0.60 per shares with the warrant termination on the one-year anniversary of the first day that the Common Stock is traded on the OTCQB marketplace.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price
Balance September 30, 2016	692,525	$0.60
Issued	-	-
Balance June 30, 2017	692,525	$0.60

As at June 30, 2017, the following common share purchase warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

692,525	$ 0.60	One year from the first day that the Common Stock is traded on the OTCQB marketplace

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

Results of Operations

For the three months ended June 30th, 2017 versus June 30th, 2016

Revenue

For the three months ended June 30, 2017 and 2016, we recognized revenue, net of related party cost of Nil and Nil, respectively. This is primarily attributable to timing of orders received during this period compared to the same last period.

Operating Expenses

For the three months ended June 30, 2017 and 2016, we incurred operating expenses of $28,226 and $155,658, respectively. This decrease in operating expenses is primarily attributable to a decrease in consulting services. All expenses incurred from inception have been general and administrative expenses. General and administrative expenses consist of sales and marketing, license and certification of product expenses, consulting and professional fees such as legal, accounting, travel and entertainment, office supplies, computer and software.

Net Loss

During the three months ended June 30, 2017 and 2016, we incurred a net loss of $28,226 and $155,658, respectively, an decrease of $127,432. This decrease was due mainly to streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing, legal and professional fees, registration and filing fees, equipment rentals, and business travel. Further, a consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $120,000 during the previous quarter versus nil in the current period. As we did not generate any revenues during the three months ended June 30, 2017, our net loss equaled our operating expenses.

For the nine months ended June 30th, 2017 versus June 30th, 2016

Revenue

The Company recognized $58,556 in revenue from the sale of IHO Bio fertilizer product during the nine months ended June 30, 2016, comparable with $NIL for the nine months June 30, 2017. This decrease was mainly due to a significant sale of IHO Bio fertilizer to a distribution partner during the nine months June 30, 2016 which did not occur in the nine months ended June 30, 2017.

Operating Expenses

During the nine months ended June 30, 2017 and 2016, we incurred total operating expenses of $287,927 and $265,946, respectively. This increase was mainly due to streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing, legal and professional fees, supplies, business travel, and stock-based compensation. Further, consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $210,000 during the nine months ended June 30, 2017 versus 120,000 in the same period last year.

Net Loss

During the nine months ended June 30, 2017 and 2016, we incurred a net loss of $287,927 and $207,390, respectively. This increase was mainly due to the sale of IHO Bio fertilizer, streamlining of operations and administrative cost savings in the areas of advertising, branding and marketing, legal and professional fees, supplies, business travel, and stock-based compensation. Further, consulting expense for marketing and sales efforts in the form of stock-based compensation totaled $210,000 during the nine months ended June 30, 2017 versus 120,000 in the nine months June 30, 2016.

Liquidity and Capital Resources

The Company has incurred losses and cumulative negative cash flows from operations through to September 30, 2016 and for the nine months ended June 30, 2017. The Company does not expect to be profitable for the fiscal year ended September 30, 2017. The Company expects that general and administrative expense will continue to increase and, as a result, will need additional capital to fund our operations. The Company intends to finance its operations with cash on hand combined with (i.) an unknown number of proceeds from sales from distribution partners in fiscal 2016; and (ii) proceeds of sale from the Company’s common stock at $0.60 per share on the OTCQB marketplace.

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

Going Concern

The Company has only begun to realize revenues and has incurred net losses since inception. In addition, at June 30, 2017, there is an accumulated deficit of $1,006,413. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “small reporting company”, we are note required to provide the information required by this item..

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2017, the Company did not issue shares of common stock.

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

IHO-Agro International, Inc.

Dated: August 31, 2017	By	/s/ Ioan Hossu
Ioan Hossu
President, Chief Executive Officer, Chief Financial Officer, and Treasurer